Form 10QSB
period 1999-12-31
GOLDCREST CORP
filed 2000-01-31
CIK 856287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _______________ to _______________

     Commission file number: 1-15357

                              GOLDCREST CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                    1-15357-D                95-4590541
(State or Other Jurisdiction of    Commission File No.        (I.R.S. Employer
 Incorporation or Organization                               Identification No.)



                 1621 Altivo Way, Los Angeles, California 90026
                    (Address of principal executive offices)

                                 (818) 980-0929
              (Registrant's telephone number, including area code)


           Registrant's Name or former address and former fiscal year, if changed since last Report:


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date: January 27, 2000
Common Stock, par value $0.001 per share.
Shares outstanding: 3,000,000

     Transitional Small Business Disclosure Format (Check one): Yes ___ No X

                             GOLDCREST COTRPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


Part 1.  FINANCIAL INFORMATION                                             Page

           Item 1.  Financial Statements
                       Balance Sheets
                       December 31, 1999                                     1

                    Statements of Operations
                       Three Months Ended September 30,1999
                       For the Period from Inception (April 27, 1989) to
                       December 31, 1999                                     2

                    Statements of Cash Flows
                      Three Months Ended December 310, 1999
                      and for the Period from Inception (April 27, 1989)
                      to December 31, 1999                                   3

                    Notes to Financial Statements                            4

           Item 2.  Plan of Operation                                        6


Part II. OTHER INFORMATION

           Item 1.  Legal proceedings

           Item 2.  Changes in securities

           Item 3.  Defaults upon senior notes

           Item 4.  Submission of matters to a vote of security holders

           Item 5.  Other information

           Item 6.  Exhibits and reports on Form 8-K

                              GOLDCREST CORPORATION
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                        At December 31, 1999 (Unaudited)
                        and September 30, 1999 (Audited)

                              GOLDCREST CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        December 31, 1999 (Unaudited) and
                          September 30, 1999 (Audited)


FINANCIAL STATEMENTS

   Balance Sheets............................................................1

   Statements of Operations..................................................2

   Statements of Cash Flows..................................................3

Notes to Financial Statements..............................................4-5

                              GOLDCREST CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                     December 31,  September 30,
                                                         1999          1999
                                                      (Unaudited)    (Audited)
                                                      -----------    ---------

Current Assets:                                        $      0      $      0
                                                       --------      --------
    None


         Total Assets                                  $      0      $      0
                                                       ========      ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Due to Stockholders                                $ 20,175      $ 18,675
                                                       --------      --------

         Total Liabilities                               20,175        18,675
                                                       ========      ========



Stockholders' Equity
    Common Stock - 50,000,000 shares authorized;
         3,000,000 shares issued and outstanding at
         December 31 and September 30, 1999 @
         $.001 par value                                  3,000         3,000

    Paid-In-Capital                                       9,250         9,250

    Deficit accumulated during the development stage    (32,425)      (30,925)
                                                       --------      --------

         Total Stockholders' Equity                     (20,175)      (18,675)
                                                       --------      --------

         Total Liabilities and Stockholders' Equity    $      0      $      0
                                                       ========      ========


   The accompanying notes are an integral part of these financial statements.

                              GOLDCREST CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        For the Three             Period From
                                         Months Ended           April 27, 1989
                                         December 31,              (Date of
                                    ---------------------        Inception) to
                                    1999             1998      December 31, 1999
                                    ----             ----      -----------------


Operating Expenses:

General and Administrative       $     1,500     $       583     $    32,425
                                 -----------     -----------     -----------

Net Profit (loss)                $    (1,500)    $      (583)    $   (32,425)

Weighted number of shares
  outstanding:                     3,000,000       3,000,000       3,000,000
                                 ===========     ===========     ===========


Net loss per share                       nil             nil     $     (0.01)







    The accompanying notes are an integral part of the financial statements.


                                            GOLDCREST CORPORATION
                                        (A Development Stage Company)

                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                           Three Months                   Period From
                                                        Ended December 31,               April 27, 1989
                                                    1999                 1998         to December 31, 1999
                                                    ----                 ----         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit (loss) for the periods                 $ (1,500)            $   (583)            $(32,425)


Adjustments to reconcile net (loss) to net cash (used) by operating activities:

    Increase in organization costs                    (250)
    Amortization of organization expenses                0                    0                  250
    Increase due to Stockholders                     1,500                  583               20,175
                                                  --------             --------             --------

NET CASH (USED) BY OPERATING ACTIVITIES                  0                    0              (12,250)
                                                  --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    None                                                 0                    0                   (0)
                                                  --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock               0                    0               12,000
    Proceeds from contributed capital                    0                    0                  250
                                                  --------             --------             --------

NET CASH PROVIDED FROM FINANCING ACTIVITIES:             0                    0               12,250
                                                  --------             --------             --------

NET INCREASE (DECREASED) IN CASH                         0                    0                    0

CASH BALANCE, BEGINNING OF PERIOD                        0                    0                    0
                                                  --------             --------             --------

CASH BALANCE, END OF PERIOD                       $      0             $      0             $      0




                  The accompanying notes are an integral part of the financial statements.

                                                     3

                              GOLDCREST CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     This summary of significant accounting policies of Goldcrest Corporation (a development stage Company), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. Management represents that these financial statements conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     A.   Organization and Business:
          --------------------------

          Goldcrest Corporation (the "Company") was incorporated in the State of Delaware on April 27, 1989. The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standard Board, and has not engaged in any significant business other than organizational efforts. The Company intends to merge with a privately held corporation, desirous of being publicly traded, without effecting a securities offering of its own, and does not propose to engage in any business activity prior to this combination.

     B.   Use of Estimates:
          -----------------

          The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     C.   Loss Per Share:
          ---------------

          Loss per share of common stock is computed using the weighted average number of common shares outstanding during the periods shown.

     D.   Income Taxes:
          -------------

          The Company owes no federal income taxes. The Company has a loss carry forward at December 31, 1999 of $32,425, which expires from 2004 to 2019. Any loss carry forward incurred prior to a change in control of the Company may be disallowed.

                              GOLDCREST CORPORATION
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS continued

                                December 31, 1999
                                   (Unaudited)


     E.   Statement of Cash Flows:
          ------------------------

          Supplemental disclosure of cash flow information is as follows:

          There has been no cash paid for interest or taxes for the period April 27, 1989 (date of inception) to December 31, 1999.


2.   STOCKHOLDERS' EQUITY
     --------------------

     On September 29, 1989, the Company sold 2,000,000 shares of its $.001 par value common stock to its President, for par value of $2,000.

     On June 18, 1991, the Company issued 1,000,000 shares of its $.001 par value common stock to its President, in consideration for satisfying liabilities of $10,000. These shares have subsequently been transferred to non-related parties.


3.   COMMITMENTS
     -----------

     The Company has no outstanding commitments or obligations, nor is it a party to any litigation. The Company presently utilizes office space provided by its President at no cost.


4.   RELATED PARTY TRANSACTIONS
     --------------------------

     Since inception, the Company's President has provided working capital advances to the Company by the payment of certain expenses totaling $20,175. For the period from October 1, through December 31, 1999, these advances amounted to $1,500.

                                PLAN OF OPERATION


Item 2.


     As of December 31, 1999, the Company had no assets and liabilities of $20,175. In these circumstances the Company is neither able to meet its current obligations nor provide for the operational expenses of its continued existence. In the absence of operational capital, Management may recommend the liquidation of the Company in which event the Company's stockholders will loose any value their shareholding in the Company may have had.

                                OTHER INFORMATION



PART II


Iten 1.   Legal Proceedings

          None


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             GOLDCREST CORPORATION



                                             /s/ Patrick C. Brooks
                                             ---------------------
                                             Patrick C. Brooks
                                             Director, President and Secretary


Date: January 27, 2000